Form 10-Q
period 1996-12-31
JHM ACCEPTANCE CORP
filed 1997-02-06
CIK 839461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended DECEMBER 31, 1996

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

         At February 6, 1997, the registrant had 7 shares of common stock outstanding.

                         JHM ACCEPTANCE CORPORATION

                             INDEX TO FORM 10-Q

                     For Quarter Ended December 31, 1996

                                                                          Page
                                                                         Number

                         PART I.    FINANCIAL INFORMATION

       Item 1.   Financial Statements                                       3
                 Balance Sheets (unaudited) as of December 31, 1996
                  and March 31, 1996                                        4
                 Statements of Income (unaudited) for the three
                  months and nine months ended December 31, 1996
                  and December 31, 1995                                     5
                 Statements of Cash Flows (unaudited) for the nine
                  months ended December 31, 1996 and December 31, 1995      6
                 Notes to Financial Statements (unaudited)                7-8

       Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9

                         PART II.    OTHER INFORMATION

       Item 6.   Exhibits and Reports on Form 8-K                          10

                 SIGNATURES                                                11

                           PART I.    FINANCIAL INFORMATION


          Item 1.  Financial Statements

          The financial statements included herein have been prepared by JHM Acceptance Corporation ("JMAC"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although JMAC believes that the disclosures are adequate to make the information presented not misleading.In the opinion of Management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows at December 31, 1996, and for all the periods presented have been made.

          It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in JMAC's report on Form 10-K for the fiscal year ended March 31, 1996.

                             JHM ACCEPTANCE CORPORATION
                                  BALANCE SHEETS
                                   (unaudited)


                                       December 31,1996        March 31,1996
                                         ----------              ----------

ASSETS

Restricted Cash and
 Marketable Securities                   $  229,000              $  211,000
Goodwill, net of accumulated
 amortization of $1,400,000 and
 $1,387,000, respectively                    87,000                 103,000
                                         ----------              ----------
Total Assets                             $  316,000              $  314,000
                                         ==========              ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Due to affiliates                       $  228,000              $  210,000
                                        ----------              ----------

Total Liabilities                          228,000                 210,000
                                        ----------              ----------
Stockholder's Equity:
Common stock - $10 par value,
 10,000 shares authorized, 7 shares
 issued and outstanding                      1,000                   1,000
Additional paid-in capital               3,127,000               3,127,000
Retained deficit                        (3,040,000)             (3,024,000)
                                        ----------              ----------
Total Stockholder's Equity                  88,000                 104,000
                                        ----------              ----------
Total Liabilities and
      Stockholder's Equity              $  316,000              $  314,000
                                        ==========              ==========

The accompanying notes are an integral part of these balance sheets.


                             JHM ACCEPTANCE CORPORATION
                                STATEMENTS OF INCOME
                                     (unaudited)




                               For the three                For the nine
                               months ended                 months ended
                               December 31,                 December 31,
                            1996         1995            1996         1995
                         ----------   ----------      ----------   ----------
REVENUES

Interest and other
 income                  $        0   $        0      $        0   $        0
                         ----------   ----------      ----------   ----------

Total Revenue                     0            0               0            0
                         ----------   ----------      ----------   ----------

EXPENSES

Goodwill amortization         3,000        6,000          16,000      114,000
Accounting, legal,
 administrative and
 other expenses                   0            0               0            0
                         ----------   ----------      ----------   ----------
Total Expenses                3,000        6,000          16,000      114,000
                         ----------   ----------      ----------   ----------
Net Loss                 $  ( 3,000)  $  ( 6,000)     $  (16,000)  $ (114.000)
                         ==========   ==========      ==========   ==========

The accopmanying notes are an integral part of these statements.


                               JHM ACCEPTANCE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                         For the nine          For the nine
                                         months ended          months ended
                                       December 31, 1996     December 31, 1995
                                         -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                  $  (16,000)          $ (108,000)

Adjustments to reconcile net loss
 to net cash used in operating
 activities:

Goodwill amortization                         16,000              107,000
Increase in due to affiliates                 18,000                4,000
                                          ----------           ----------
Total Adjustments                             34,000              111,000
                                          ----------           ----------
Net Cash Provided by Operating
 Activities                                   18,000                3,000
                                          ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution                               0                1,000
                                          ----------           ----------
Net Cash Provided by Financing
 Activities                                        0                1,000
                                          ----------           ----------
Net increase in cash                          18,000                4,000

Cash, beginning of period                    211,000              200,000
                                          ----------           ----------
Cash, end of period                       $  229,000           $  204,000
                                          ==========           ==========

The accompanying notes are an integral part of these statements.

                                 JHM ACCEPTANCE CORPORATION
                                NOTES TO FINANCIAL STATEMENTS
                                      December 31, 1996
                                         (unaudited)


Note 1.    General

The accompanying financial statements reflect the accounts of JHM Acceptance
 Corporation ("JMAC"). The unaudited statements as of December 31, 1996 and 1995, respectively, reflect, in the opinion of management, all adjustments (normal recurring in nature) necessary to present fairly the financial position as of December 31, 1996 and the results of operations and cash flows for the nine months ended December 31, 1996 and 1995, respectively. These financial statements have been prepared by JMAC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although JMAC believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in JMAC's report on Form 10-K for the fiscal year ended March 31, 1996.

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

Income Taxes

In accordance with an informal tax sharing plan, JMAC files a consolidated tax return with its parent, JDS Capital Corporation, formerly known as JHM Capital Corporation. In accordance with the plan, JMAC receives no benefit for net operating losses. No significant timing differences exist as of December 31, 1996. No provision for taxes has been recorded for the nine months ended December 31, 1996 and December 31, 1995 due to net operating losses.

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

At December 31, 1996, JMAC had a remaining balance available for issuance of additional bonds of $399,750,000 from previous shelf registrations.
 A post-effective Amendment No. 2 to Form S-11 on Form S-3 was filed with the Commission on October 17, 1990.

Results of Operations

JMAC issued its Series A Bonds in June, 1987, Series C Bonds in
 October, 1987, and Series E Bonds in March, 1989. The prepayment rates on the mortgage certificates securing certain of JMAC's bonds affect the related goodwill amortization.

Goodwill amortization decreased to $16,000 for the nine months ended ended December 31, 1996 compared to $114,000 for the nine months ended December 31, 1995. The decrease is due to the redemption of JMAC's Series B Bonds in 1995 and the resulting amortization of the related goodwill.

                            JHM ACCEPTANCE CORPORATION

                                   FORM 10-Q

                           PART II.    OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K

          (a) Exhibits - None

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JHM ACCEPTANCE CORPORATION
                                          (Registrant)






February 6, 1997                    Stephen P. Gavula
 Date                               Stephen P. Gavula
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer






February 6, 1997                    Arthur F. Trudel
 Date                               Arthur F. Trudel
                                    Senior Vice President
                                    and Chief Financial and Accounting Officer