Form 10-K
period 1997-03-31
JHM ACCEPTANCE CORP
filed 1997-06-27
CIK 839461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended MARCH 31, 1997

                                     OR

          [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to

          Commission File Number 33-21796

                             JHM ACCEPTANCE CORPORATION
              (Exact name of registrant as specified in its charter)

                DELAWARE                             52-1472693
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)

       8300 GREENSBORO DRIVE, SUITE 970, MCLEAN, VA      22102
       (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code:  703-749-8240

       c/o EXECUTIVE OFFICES, INC., 42-C READ'S WAY, NEW CASTLE, DE  19720
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

      At June 25, 1997, the registrant had 7 shares of common stock outstanding all of which were held by an affiliate.

                          JHM ACCEPTANCE CORPORATION
                                  Form 10-K
                               March 31, 1997

                              TABLE OF CONTENTS

                                   PART I
                                                                  Page
                                                                  ----

Item 1.	Business                                                   3-4
Item 2.	Properties                                                   5
Item 3. Legal Proceedings                                            5
Item 4. Submission of Matters to a Vote of Security Holders          5

                                  PART II

Item 5.	Market for the Registrant's Common Equity and Related
          Stockholder Matters                                        6
Item 6.	Selected Financial Data                                      7
Item 7.	Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        8
Item 8.	Financial Statements and Supplementary Data               9-16
Item 9.	Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                       17

                                 PART III

Item 10. Directors and Executive Officers of the Registrant         18
Item 11. Executive Compensation                                     19
Item 12. Security Ownership of Certain Beneficial Owners and
           Management                                               19
Item 13. Certain Relationships and Related Transactions             19

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                   20-23

Signatures                                                          24

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

(b) Holders

As of June 25, 1997, all the common stock of JMAC was owned by one stockholder.

(c) Dividends

No dividends have been declared or paid for the year ended March 31, 1997.

Item 6.	Selected Financial Data

The selected financial data of the Registrant set forth below should be read in conjunction with the Registrant's financial statements and the notes thereto included in Item 8 in the Registrant's Form 10-K.

                                             Income Statement Data

                  For the      For the      For the      For the      For the
                 year ended   year ended   year ended   year ended   year ended
                  March 31,    March 31,    March 31,    March 31,    March 31,
                    1997         1996         1995         1994         1993
                 ----------   ----------   ----------   ----------   ----------


Total Revenues   $      0     $       0    $      0     $       0    $      0

Net Loss          (22,000)     (123,000)   ( 39,000)     (172,000)   (277,000)

                                   Balance Sheet Data
                                    As of March 31,

                    1997         1996        1995         1994         1993
                 ----------    ----------  ----------   ----------  ----------

Total Assets     $ 316,000     $ 314,000   $ 424,000    $ 440,000   $ 564,000

Stockholder's
 Equity	            82,000       104,000     225,000      261,000     430,000

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

At March 31, 1997 JMAC had a remaining balance available for issuance of additional bonds of $399,750,000 from previous shelf registrations.
A post-effective Amendment No. 2 to Form S-11 on Form S-3 was filed with the commission on October 17, 1990.

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

Goodwill amortization decreased to $22,000 for the year ended March 31, 1997
compared to $121,000 for the year ended March 31, 1996.   The decrease is
primarily due to the redemption of JMAC Series B and the resulting amortization of the related goodwill in the prior year.


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

Item 8.	Financial Statements and Supplementary Data

                           INDEX TO FINANCIAL STATEMENTS



                                                                       Page
JHM Acceptance Corporation

Report of Independent Public Accountants                                10
Balance Sheets as of March 31, 1997 and March 31, 1996                  11
Statements of Loss for the Years Ended March 31, 1997,
  March 31, 1996 and March 31, 1995                                     12
Statements of Changes in Stockholder's Equity for the
  Years Ended March 31, 1997,  March 31, 1996
  and March 31, 1995                                                    13
Statements of Cash Flows for the Years Ended
  March 31, 1997, March 31, 1996 and March 31, 1995                     14
Notes to Financial Statements                                        15-16

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
JHM Acceptance Corporation:

We have audited the accompanying balance sheets of JHM Acceptance Corporation (the "Company," a Delaware corporation and a wholly owned subsidiary of JDS Capital Corporation) as of March 31, 1997 and 1996, and the related statements of loss, changes in stockholder's equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JHM Acceptance Corporation as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.




                                            Arthur Andersen LLP

Washington, D.C.,
June 25, 1997

                          JHM ACCEPTANCE CORPORATION
                                BALANCE SHEETS
                         As of March 31, 1997 and 1996
                                             1997                  1996
                                         -----------           ----------

ASSETS

Cash                                     $  235,000            $  211,000
Goodwill, net of accumulated
 amortization of $1,409,000 and
 $1,387,000, respectively                    81,000               103,000
                                         ----------            ----------
Total Assets                             $  316,000            $  314,000

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Due to Affiliates                        $  234,000            $  210,000
                                         ----------            ----------
Total Liabilities                           234,000               210,000

Stockholder's Equity:
 Common stock - $10 par value,
 10,000 shares authorized, 7 shares
 issued and outstanding                       1,000                 1,000
Additional paid-in capital                3,128,000             3,127,000
Retained deficit                         (3,047,000)           (3,024,000)
                                         ----------            ----------
Total Stockholder's Equity                   82,000               104,000
                                         ----------            ----------
Total Liability and Equity               $  316,000            $  314,000

The accompanying notes are an integral part to these statements.

                              JHM ACCEPTANCE CORPORATION
                                  STATEMENTS OF LOSS
                    For the Years Ended March 31, 1997, 1996 and 1995

                              1997            1996             1995
                          ------------     ------------     ------------

REVENUES

Interest and other income  $       0       $       0         $       0

Total revenues                     0               0                 0
                           ---------       ---------         ---------
EXPENSES

Goodwill amortization         22,000         121,000            36,000
Accounting, legal,
 administrative and
 other expenses                1,000           1,000             3,000
                           ---------       ---------         ---------
Total expenses                23,000         122,000            39,000
                           ---------       ---------         ---------
Net loss                   $( 23,000)      $(122,000)        $ (39,000)

The accompanying notes are an integral part of these statements.

                             JHM ACCEPTANCE CORPORATION
                    STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                  For the Years Ended March 31, 1997, 1996 and 1995

                                          Additional
                              Common       Paid-In      Retained
                              Stock        Capital      Deficit       Total
                              -------   -----------  ------------  ----------
Balance, March 31, 1994       $ 1,000   $3,123,000   $ (2,863,000) $ 261,000

Capital contribution                0        3,000              0      3,000

Net loss                            0            0       ( 39,000)  ( 39,000)
                              -------   ----------    -----------  ---------
Balance, March 31, 1995         1,000    3,126,000     (2,902,000)   225,000

Capital contribution                0        1,000              0      1,000

Net loss                            0            0       (122,000)  (122,000)
                              -------  -----------    -----------  ---------
Balance, March 31, 1996         1,000    3,127,000     (3,024,000)   104,000

Capital contribution                0        1,000              0      1,000

Net loss                            0            0        (23,000)  ( 23,000)
                              -------   ----------    -----------   --------
Balance, March 31, 1997       $ 1,000   $3,128,000    $(3,047,000)  $ 82,000

The accompanying notes are an integral part of these statements.

                             JHM ACCEPTANCE CORPORATION
                              STATEMENTS OF CASH FLOWS
                 For the Years Ended March 31, 1997, 1996 and 1995

                                        1997            1996         1995
                                     ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $  ( 23,000)   $ (122,000)  $  ( 39,000)
                                     -----------   -----------   -----------
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Goodwill amortization                     22,000       121,000        36,000
Increase in due to affiliates             24,000        11,000        20,000
                                     -----------   -----------   -----------
Total Adjustments                         46,000       132,000        56,000
                                     -----------   -----------   -----------
Net cash provided by operating
  activities                              23,000        10,000        17,000
                                     -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution                 $     1,000   $     1,000   $     3,000
                                     -----------   -----------   -----------
Net cash provided by financing
  activities                               1,000         1,000         3,000
                                     -----------   -----------   -----------
Net increase in cash                      24,000        11,000        20,000

Cash, beginning of period                211,000       200,000       180,000
                                     -----------   -----------   -----------
Cash, end of period                  $   235,000   $   211,000   $   200,000

The accompanying notes are an integral part of these statements.

                             JHM ACCEPTANCE CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                            As of March 31, 1997 and 1996


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

Income Taxes

In accordance with an informal tax-sharing plan, JMAC files a consolidated tax return with its parent, JCC. In accordance with the plan, JMAC receives no benefit for net operating losses. No significant timing differences exist as of March 31, 1997. No provision for taxes has been recorded for the years ended March 31, 1997, and March 31, 1996, due to net operating losses.

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

                                PART III


Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of JMAC are as follows:

Stephen P. Gavula                     Chairman of the Board of Directors
                                      and Chief Executive Officer

Carole R. Parker                      Vice President, and Chief
                                      Financial and Accounting Officer

The ages and principal occupations, for at least the last five years, of the persons named in the foregoing table are as follows:

STEPHEN P. GAVULA (47) has been Chairman of the Board of Directors and Chief Executive Officer since February, 1988. He also serves in the same capacities for JCC, JFSC and JHM Acceptance Corporation III ("JMAC III"). From August, 1987 through August,1994, Mr. Gavula served in similar capacities for JHM Mortgage Capital Corporation ("JMCC"). Prior to February, 1988, Mr. Gavula had been President and Chief Operating Officer of Oxford Mortgage Securities Corporation ("OMSC"), Oxford Acceptance Corporation ("OAC"), Oxford Acceptance Corporation III ("OAC III") and Oxford Acceptance Corporation IV ("OAC IV") since their organization. Mr. Gavula is a graduate of Fordham University.

CAROLE R. PARKER (55) has been Vice President of JMAC since April, 1988, and Secretary and Chief Financial and Accounting Officer since April, 1997. She also serves in the same capacity for JMAC III and as Vice President and Secretary of JCC and JFSC. From April, 1988 to April, 1997 she was Vice President and Assistant Secretary of the above entities. From August, 1987 through August, 1994, Mrs. Parker was Vice President and Assistant Secretary of JMCC. Prior to April, 1988, Mrs. Parker was an officer of OMSC, OAC, OAC III and OAC IV since their organization.

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

(c) Changes in Control

On March 31, 1997, JCC redeemed a 31.25% ownership interest in the outstanding equity interests of JCC. As a result of this redemption, Stephen P. Gavula is the owner of 100% of the outstanding equity interests of JCC. Prior to this redemption, Mr. Gavula owned 68.75% of the outstanding equity interests of JCC.

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

                           JHM ACCEPTANCE CORPORATION
                                   Registrant



June 25, 1997                          Stephen  P.  Gavula
Date                                   Stephen  P.  Gavula
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





June 25, 1997                        Stephen  P.  Gavula
Date                                 Stephen  P.  Gavula
                                     Chairman of the Board of Directors
                                     and Chief Executive Officer





June 25, 1997                        Carole R. Parker
Date                                 Carole R. Parker
                                     Vice President and
                                     Chief Financial Officer