Form 10-Q
period 1997-09-30
JHM ACCEPTANCE CORP
filed 1997-11-03
CIK 839461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

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

         At November 3, 1997, the registrant had 7 shares of common stock outstanding.

                         JHM ACCEPTANCE CORPORATION

                             INDEX TO FORM 10-Q

                     For Quarter Ended September 30, 1997

                                                                          Page
                                                                         Number

                         PART I.    FINANCIAL INFORMATION

       Item 1.   Financial Statements                                       3
                 Balance Sheets (unaudited) as of September 30, 1997
                  and March 31, 1997                                        4
                 Statements of Income (unaudited) for the three
                  months and six months ended September 30, 1997
                  and September 30, 1996                                    5
                 Statements of Cash Flows (unaudited) for the six
                  months ended September 30, 1997 and September 30, 1996    6
                 Notes to Financial Statements (unaudited)                7-8

       Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9

                         PART II.    OTHER INFORMATION

       Item 6.   Exhibits and Reports on Form 8-K                          10

                 SIGNATURES                                                11

                           PART I.    FINANCIAL INFORMATION


          Item 1.  Financial Statements

          The financial statements included herein have been prepared by JHM Acceptance Corporation ("JMAC"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although JMAC believes that the disclosures are adequate to make the information presented not misleading.In the opinion of Management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows at September 30, 1997, and for all the periods presented have been made.

          It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in JMAC's report on Form 10-K for the fiscal year ended March 31, 1997.

                             JHM ACCEPTANCE CORPORATION
                                  BALANCE SHEETS
                                   (unaudited)


                                      September 30,1997        March 31,1997
                                         ----------              ----------

ASSETS

Cash                                     $  239,000              $  235,000
Goodwill, net of accumulated
 amortization of $1,420,000 and
 $1,409,000, respectively                    71,000                  81,000
                                         ----------              ----------
Total Assets                             $  310,000              $  316,000
                                         ==========              ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Due to affiliates                       $  239,000              $  234,000
                                        ----------              ----------

Total Liabilities                          239,000                 234,000
                                        ----------              ----------
Stockholder's Equity:
Common stock - $10 par value,
 10,000 shares authorized, 7 shares
 issued and outstanding                      1,000                   1,000
Additional paid-in capital               3,128,000               3,128,000
Retained deficit                        (3,058,000)             (3,047,000)
                                        ----------              ----------
Total Stockholder's Equity                  71,000                  82,000
                                        ----------              ----------
Total Liabilities and
      Stockholder's Equity              $  310,000              $  316,000
                                        ==========              ==========

The accompanying notes are an integral part of these balance sheets.


                             JHM ACCEPTANCE CORPORATION
                                STATEMENTS OF INCOME
                                     (unaudited)




                               For the three                For the six
                               months ended                 months ended
                               September 30,                September 30,
                            1997         1996            1997         1996
                         ----------   ----------      ----------   ----------
REVENUES

Interest and other
 income                  $        0   $        0      $        0   $        0
                         ----------   ----------      ----------   ----------

Total Revenue                     0            0               0            0
                         ----------   ----------      ----------   ----------

EXPENSES

Goodwill amortization         5,000        5,000          11,000       13,000
Accounting, legal,
 administrative and
 other expenses                   0            0               0            0
                         ----------   ----------      ----------   ----------
Total Expenses                5,000        5,000          11,000       13,000
                         ----------   ----------      ----------   ----------
Net Loss                 $  ( 5,000)  $   (5,000)     $  (11,000)  $  (13,000)
                         ==========   ==========      ==========   ==========

The accopmanying notes are an integral part of these statements.


                               JHM ACCEPTANCE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                         For the six           For the six
                                         months ended          months ended
                                      September 30, 1997    September 30, 1996
                                         -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                  $  (11,000)          $  (13,000)

Adjustments to reconcile net loss
 to net cash used in operating
 activities:

Goodwill amortization                         11,000               13,000
Increase in due to affiliates                  4,000                4,000
                                          ----------           ----------
Total Adjustments                             15,000               17,000
                                          ----------           ----------
Net Cash Provided by Operating
 Activities                                    4,000                4,000
                                          ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution                               0                    0
                                          ----------           ----------
Net Cash Provided by Financing
 Activities                                        0                    0
                                          ----------           ----------
Net increase in cash                           4,000                4,000

Cash, beginning of period                    235,000              211,000
                                          ----------           ----------
Cash, end of period                       $  239,000           $  215,000
                                          ==========           ==========

The accompanying notes are an integral part of these statements.

                                 JHM ACCEPTANCE CORPORATION
                                NOTES TO FINANCIAL STATEMENTS
                                       September 30, 1997
                                         (unaudited)


Note 1.    General

The accompanying financial statements reflect the accounts of JHM Acceptance
 Corporation ("JMAC"). The unaudited statements as of September 30, 1997 and 1996, respectively, reflect, in the opinion of management, all adjustments (normal recurring in nature) necessary to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for the six months ended September 30, 1997 and 1996, respectively. These financial statements have been prepared by JMAC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although JMAC believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in JMAC's report on Form 10-K for the fiscal year ended March 31, 1997.

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

Income Taxes

In accordance with an informal tax sharing plan, JMAC files a consolidated tax return with its parent, JDS Capital Corporation, formerly known as JHM Capital Corporation. In accordance with the plan, JMAC receives no benefit for net operating losses. No significant timing differences exist as of September 30, 1997. No provision for taxes has been recorded for the six months ended September 30, 1997 and September 30, 1996 due to net operating losses.

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

At September 30, 1997, JMAC had a remaining balance available for issuance of additional bonds of $399,750,000 from previous shelf registrations.
 A post-effective Amendment No. 2 to Form S-11 on Form S-3 was filed with the Commission on October 17, 1990.

Results of Operations

JMAC issued its Series A Bonds in June, 1987, Series C Bonds in
 October, 1987, and Series E Bonds in March, 1989. The prepayment rates on the mortgage certificates securing certain of JMAC's bonds affect the related goodwill amortization.

Goodwill amortization decreased to $5,000 and $11,000 for the three months and six months, respectively, ended September 30, 1997 compared to $5,000 and $13,000 for the three months and six months, respectively, ended September 30, 1996. This decrease was principally due to decreases in prepayment rates on the mortgage certificates used as collateral in certain of JMAC's issuances.

                            JHM ACCEPTANCE CORPORATION

                                   FORM 10-Q

                           PART II.    OTHER INFORMATION



Item 6.Exhibits and Reports on Form 8-K

          (a) Exhibits - None

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JHM ACCEPTANCE CORPORATION
                                          (Registrant)





November 3, 1997                    Stephen P. Gavula
 Date                               Stephen P. Gavula
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer





November 3, 1997                    Carole R. Parker
 Date                               Carole R. Parker
                                    Vice President and Chief Financial
                                    and Accounting Officer